Form 10-Q
period 1995-03-31
SYNTRO CORP /DE/
filed 1995-05-12
CIK 794627

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                _______________


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:  March 31, 1995

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from ______________ to _____________



                        Commission File Number: 0-14803


                               SYNTRO CORPORATION
             (Exact name of registrant as specified in its charter)


           Delaware                                        36-3114681
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


   9669 Lackman Road, Lenexa, Kansas                          66219
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:   (913) 888-8876


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X     No ________


        Indicate the number of shares outstanding each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Outstanding at
           Class                                            March 31, 1995
           -----                                            --------------

        Common Stock                                           11,397,184

                         PART I - FINANCIAL INFORMATION





ITEM 1.  FINANCIAL STATEMENTS

                      SYNTRO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                MARCH 31,
                                                                  1995                  September 30,
                                                              (UNAUDITED)                   1994
                                                            --------------              ------------
CURRENT ASSETS:
  Cash and cash equivalents                                  $  1,500,177               $    780,069
  Short-term investments                                        4,367,995                  5,259,539
  Receivables - trade                                             281,714                    422,552
  Receivables - contracts and licenses                            216,817                        --
  Inventories (Note 1)                                            759,537                    839,519
  Prepaid expenses and other                                      232,114                    274,579
                                                             ------------               ------------
           Total current assets                                 7,358,354                  7,576,258

LONG-TERM INVESTMENTS, AT COST                                    223,239                  1,048,286
PROPERTY AND EQUIPMENT, NET                                     3,443,971                  3,502,366
PATENTS AND LICENSES, NET                                       1,570,659                  1,323,440
INVESTMENTS AND OTHER ASSETS                                      171,325                     64,931
                                                             ------------               ------------
                                                             $ 12,767,548               $ 13,515,281
                                                             ============               ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                MARCH 31,
                                                                  1995                   September 30,
                                                              (UNAUDITED)                    1994
                                                             --------------              ------------

CURRENT LIABILITIES:
  Accounts payable                                           $    209,316               $    175,870
  Accrued compensation                                            220,315                    200,352
  Accrued royalties                                               122,413                    137,784
  Accrued rent                                                    138,355                    132,749
  Other accrued expenses                                          256,327                    399,881
  Research contract and other advances                             23,096                    270,023
                                                             ------------               ------------
           Total current liabilities                              969,822                  1,316,659

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; 25,000,000
     shares authorized; 11,397,184 shares
     and 11,386,084 shares issued at
     March 31, 1995 and September 30,
     1994, respectively                                           113,972                    113,861
  Preferred stock, $1.00 par value;
     225,000 shares authorized; no shares
     issued in 1995 and 1994                                          --                         --
  Additional paid-in capital                                   33,020,686                 33,012,472
  Accumulated deficit                                         (21,336,932)               (20,927,711)
                                                             ------------               ------------
           Total stockholders' equity                          11,797,726                 12,198,622
                                                             ------------               ------------
                                                             $ 12,767,548               $ 13,515,281
                                                             ============               ============

                      SYNTRO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                             Three Months Ended                 Six Months Ended
                                                  March 31,                          March 31,
                                           ------------------------           ----------------------
                                           1995                1994           1995             1994
                                           ----                ----           ----             ----
REVENUES:

   Net product sales                    $   836,354       $  827,338       $1,418,141       $1,561,989
   Collaborative research and contract
     services                               752,085          862,044        1,447,262        1,651,692
   License and distribution fees            200,000              --           200,000              --
   Interest and other income                117,062           99,171          239,265          220,755
                                        -----------       ----------       ----------       ----------
     Total revenues                       1,905,501        1,788,553        3,304,668        3,434,436

COSTS AND EXPENSES:

   Cost of goods sold                       475,187          460,215          792,535          845,003
   Research and development costs           867,877          865,716        1,712,129        1,557,012
   Selling, general and administrative
     expenses                               625,280          579,415        1,265,929        1,131,218
                                        -----------        ---------       ----------       ----------

     Total costs and expenses             1,968,344        1,905,346        3,770,593        3,533,233
                                        -----------       ----------       ----------       ----------

LOSS BEFORE EQUITY IN INCOME
   OR LOSS OF SYNTRO ZEON                   (62,843)        (116,793)        (465,925)         (98,797)
Equity in income (loss) of Syntro Zeon      (11,616)            (653)          56,704           (4,425)
                                        -----------     ------------     ------------      -----------

NET LOSS                                 $  (74,459)      $ (117,446)     $  (409,221)      $ (103,222)
                                         ==========       ==========      ===========       ==========

NET LOSS PER SHARE                            $(.01)           $(.01)           $(.04)           $(.01)

Shares used in computing loss per
   share, including common stock
   equivalents                           11,397,184       11,382,415       11,392,559       11,380,665
                                         ==========       ==========       ==========       ==========

                      SYNTRO CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE SIX-MONTH PERIODS ENDED MARCH 31, 1995 AND 1994




                                     Common      Common      Additional
                                      Stock      Stock        Paid-In      Accumulated    Treasury
                                     Shares     Par Value     Capital        Deficit       Stock            Total
                                  ------------  ---------   -----------   -------------  ----------        --------
Balance at September 30, 1994     11,386,084    $113,861    $33,012,472    $(20,927,711)        --        $12,198,622

    Exercise of stock options
      (unaudited)                     11,100         111          8,214           --            --              8,325

    Net loss for the period
      (unaudited)                         --          --             --        (409,221)        --           (409,221)
                                  ----------    --------    -----------    ------------      -----        -----------

Balance at March 31, 1995
  (unaudited)                     11,397,184    $113,972    $33,020,686    $(21,336,932)        --        $11,797,726
                                  ==========    ========    ===========    ============      =====        ===========



Balance at September 30, 1993     11,378,814    $113,788    $33,007,195    $(20,652,552)        --        $12,468,431

    Exercise of stock options
      (unaudited)                      7,270          73          5,277              --         --              5,350

    Net loss for the period
      (unaudited)                         --          --             --        (103,222)        --           (103,222)
                                  ----------    --------   ------------    ------------      -----        -----------

Balance at March 31, 1994
  (unaudited)                     11,386,084    $113,861   $33,012,472     $(20,755,774)        --        $12,370,559
                                  ==========    ========   ===========     ============      =====        ===========


                      SYNTRO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                            Six Months Ended March 31,
                                                                     ---------------------------------------
                                                                         1995                         1994
                                                                     ------------                 ----------
Net cash flows provided by (used for) operating activities:
  Net loss                                                             $ (409,221)                $ (103,222)
  Adjustments to reconcile net loss to net cash
   provided by (used for) operating activities:
     Depreciation and amortization                                        176,796                    168,447
     Amortization of premium                                               30,708                     65,884
     Gain on sale of PPT stock                                                --                     (14,126)
     Net gain on disposal of fixed assets                                  (1,994)                       --
     Equity in profit (loss) of Syntro Zeon                               (56,704)                     4,425
     Changes in assets and liabilities:
       Receivables - trade                                                140,838                   (458,819)
       Receivables - research contracts                                  (216,817)                       --
       Inventory                                                           79,982                   (128,474)
       Prepaid expenses and other                                          42,465                   (117,082)
       Accounts payable                                                    33,446                    (52,848)
       Accrued liabilities                                               (133,356)                    35,485
       Research contract and other advances                              (246,927)                  (393,067)
                                                                      -----------                 ----------
          Net cash used for operating activities                         (560,784)                  (993,397)

Cash flows provided by financing activities:
  Stock options                                                             8,325                      5,350
                                                                     ------------                 ----------
          Net cash provided by financing activities                         8,325                      5,350

Cash flows provided by (used for) investing activities:
  Short-term investments sold                                           3,704,457                  3,363,116
  Short-term investments purchased                                     (1,795,202)                (1,303,539)
  Long-term investments purchased                                        (223,370)                (1,089,504)
  Property and equipment acquired                                         (95,537)                  (121,771)
  Proceeds from sales of property and equipment                             3,470                        --
  Additions to patents and licenses                                      (271,144)                  (138,599)
  Changes in other assets, net                                            (50,107)                      (950)
  Sale of investment in PPT                                                   --                     314,441
                                                                   --------------                 ----------
          Net cash provided by investing activities                     1,272,567                  1,023,194
                                                                      -----------                 ----------

Net increase in cash and cash equivalents                                 720,108                     35,147

Cash and cash equivalents at beginning of period                          780,069                    529,479
                                                                      -----------                 ----------

Cash and cash equivalents at end of period                             $1,500,177                 $  564,626
                                                                       ==========                 ==========

                      SYNTRO CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS




The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended September 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1994.


Note 1 - Inventories:

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out (FIFO) method. The components of inventory are as follows:

                                       March 31,                        September 30,
                                         1995                                1994
                                     ------------                       -------------
Raw material                            $145,565                           $133,992
Work-in-process                          246,812                            399,536
Finished goods                           367,160                            305,991
                                        --------                           --------

                                        $759,537                           $839,519
                                        ========                           ========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SUMMARY

Syntro Corporation (which, together with its wholly-owned subsidiaries, is referred to herein as "Syntro" or the "Company") is engaged in biotechnology research and in the development, manufacture and commercialization of innovative vaccines for the animal health market. The Company uses its proprietary technology and expertise in the genetic engineering of viruses to address disease problems caused by infectious agents, particularly those that have proven resistant to conventional technology. The Company's product development programs currently address diseases of five major animal species: swine, cattle, poultry, horses and cats. During fiscal 1994, having expanded its portfolio of genetic engineering technology, and encouraged by the regulatory approval of its first viral vector vaccine, Syntro resumed exploration of the utility of its technology for human health applications.

The Company's line of swine pseudorabies vaccines and its broad distribution network have enabled it to establish a leading share of the highly competitive U.S. market for these products. The Company's first commercial product, PRV/Marker(R), was introduced in 1988 and quickly became a commercial success. A second generation vaccine introduced in September 1991, PRV/Marker Gold(R), allowed the Company to capture a major share of its market segment. The Company subsequently has introduced other swine pseudorabies vaccines to meet the specialized needs of various market niches. In October 1993, the Company expanded its swine vaccine business beyond the PRV/Marker line with the introduction of MaxiVac(R)-FLU, the first vaccine approved by the U.S. Department of Agriculture ("USDA") for prevention of swine influenza.

The Company's technological advances and its ability to advance a product through the stages of research and development, regulatory approval, manufacturing and marketing have attracted collaborative relationships with major national and multinational companies. For example, a collaborative program with Nippon Zeon Co., Ltd. ("Nippon Zeon") resulted in the development and USDA approval of the first commercially available viral vector vaccine, VectorVax(R) FP-N. This vaccine, which contains a genetically designed vector virus that protects poultry against two widespread diseases, was the first Category III* vaccine to be approved by the USDA. It is being commercialized by Syntro Zeon, L.C. ("Syntro Zeon"), a limited liability company formed by the Company and Nippon Zeon of America. VectorVax FP-N is to be marketed in the U.S., Canada, Mexico and the Caribbean by Hoechst-Roussel Agri-Vet Company ("Hoechst-Roussel").

The Company has a number of other strategic partnerships intended to accelerate the development and/or commercialization of products. Collaborations with Hoechst-Roussel and/or Hoechst Veterinar GmbH ("Hoechst Veterinar") provide resources for the development and future marketing of additional viral vector vaccines for poultry, cattle and horses. A distribution arrangement with Bayer AG is intended to facilitate registration and distribution of PRV/Marker Gold in Europe. A license agreement with Hoechst Veterinar recently led to the first marketing approval in a European





__________________________________

*Category I, II and III are USDA designations for products developed through the use of recombinant DNA technology. Category III includes viral vector vaccines, the most technologically advanced recombinant vaccines.

country for a product developed by the Company -- the authorization of its IBR/Marker(R)-KV cattle vaccine for marketing in Germany.

RESULTS OF OPERATIONS

Three months ended March 31, 1995 and March 31, 1994

Revenues for the quarter ended March 31, 1995 were $1,906,000, an increase of 7% over the second quarter of fiscal 1994. Revenues for the second quarter of fiscal 1995 included the recognition of $200,000 in licensing fees.

Sales were up slightly from those of the second quarter of fiscal 1994. Management believes the Company has established and is maintaining a significant share of the U.S. market for its swine pseudorabies vaccines which, as a result of the success of various state eradication programs, no longer is growing. The Company expects to experience quarterly sales fluctuations until the sale or contract manufacture of new products begins to make a significant contribution to product revenues.

Cost of goods sold as a percentage of sales for the three-month period ended March 31, 1995 was 57%, compared to 56% for the second quarter of the prior fiscal year. A favorable product and distribution mix largely offset the impact of increased inventory reserves.

Collaborative research revenues were $752,000 in the second quarter of fiscal 1995, approximately 13% below those of the second quarter of fiscal 1994. This expected decrease was related largely to the progression of several collaborative projects from the research phase into later development and registration phases. (See "Prospective.")

Research and development expenditures were $868,000 in the second quarter of fiscal 1995, approximately level with those of the second quarter of fiscal 1994. Management believes research and development expenses will remain relatively stable for the remainder of the year. Any significant increase likely will be the result of increased reimbursable expenses incurred on behalf of collaborative partners.

Interest and other income rose $18,000 over the comparable quarter of fiscal 1994, largely as a result of higher investment interest rates.

Selling, general and administrative expenses increased 8% for the quarter ended March 31, 1995, compared to the same quarter of the prior fiscal year. This increase was attributable to professional services, including legal defense costs and investor relations activities.

The net loss for the second quarter of fiscal 1995 was $74,000, compared to a net loss of $117,000 for the second quarter of fiscal 1994.

Six months ended March 31, 1995 and March 31, 1994

Revenues for the six months ended March 31, 1995 were $3,305,000, representing a 4% decrease from the same period of the previous fiscal year. An increase in licensing fees significantly offset decreases in product sales and collaborative research revenues.

Product sales were $1,418,000 during the six-month period ended March 31, 1995, approximately 9% below those of the comparable period of fiscal 1994. In the first quarter of 1995, sales of the Company's swine vaccines suffered from weak economic conditions in the pork production industry. Sales recovered during the second quarter, though sales of the Company's swine pseudorabies vaccines did not return to the levels of the prior fiscal year. During the second quarter of fiscal 1995, sales of the Company's MaxiVac-FLU vaccine also made a significant contribution to product revenues.

Cost of goods sold as a percentage of sales for the six-month period ending March 31, 1995 was 56%, compared to 54% for the comparable period of the previous year. This increase was the result primarily of increased inventory reserves.

Collaborative research revenues were $1,447,000 during the first six months of fiscal 1995, approximately 12% below those of the comparable period of fiscal 1994. This expected decrease was related largely to the progression of several collaborative projects from research and animal testing phases into later development and registration phases. (See "Prospective.")

Research and development expenditures were $1,712,000 during the six-month period ended March 31, 1995, a 10% increase over the comparable period of fiscal 1995. The largest contributors to this increase were direct expenses incurred on behalf of, and reimbursed by, collaborative partners. The costs of operating the Company's research and development laboratories also increased over the comparable period. Management does not anticipate that these operating costs will increase significantly. However, the direct reimbursable expenses incurred on behalf of collaborative partners may continue to fluctuate from quarter to quarter.

Interest and other income rose $19,000 over the comparable six-month period of fiscal 1994, the result of higher investment interest rates.

Selling, general and administrative expenses increased 12% for the six-month period ended March 31, 1995, compared to the same period the previous year. This increase was attributable to professional services, including legal defense costs and investor relations activities.

The net loss for the six-month period ended March 31, 1995 was $409,000, compared to a net loss of $103,000 for the comparable period of fiscal 1994.

CAPITAL RESOURCES AND LIQUIDITY

At March 31, 1995, Syntro had cash, cash equivalents, short-term investments and long-term investments of $6,091,000, a decrease of $996,000 since September 30, 1994. In addition to the Company's net loss for the six-month period, its principal uses of cash included a $271,000 investment in additions to patents, a $247,000 decrease in research contract advances, a $100,000 investment in Syntro Zeon, L.C. and a $95,000 investment in capital expenditures. Contract receivables increased as the Company recognized $200,000 in licensing fees.

Capital expenditures for plant and equipment amounted to $95,000 during the first six months of fiscal 1995, largely related to limited internal modifications that the Company made to its manufacturing facility to obtain a European Good Manufacturing Practice (GMP) certificate. The modifications were completed during the second quarter of fiscal 1995. The Company has made no material commitments for additional capital expenditures, though it intends to continue to invest in capital additions to its research, development, manufacturing and administrative areas in order to maintain the quality of its operation.

The Company's cash, cash equivalents, short-term investments and long-term investments are expected to be sufficient to meet the currently foreseeable liquidity needs of the Company. Anticipated capital requirements may change depending on numerous factors. These factors include the progress of the Company's research and development activities, the resources the Company devotes to self-funded programs and advanced technologies, the ability of the Company to achieve research and development objectives under its collaborative agreements, the ability of the Company to replace research contract revenues as collaborative research programs mature, and any costs required to enforce the rights to use and to defend the Company's technology and products.

Capital requirements also may be affected by the length of time required to gain regulatory approvals, the market's acceptance of the Company's new products, the level of investment required by new product introductions in inventories and accounts receivable, the ability of the Company to distribute its products through favorable trade channels, and the demand for and competition against the Company's products. Furthermore, additional capital may be either provided or required as the result of new opportunities for the Company to accelerate the expansion of its product lines and markets through additional strategic alliances or acquisitions of products and technologies or as the result of future changes in the Company's strategic plan.

PROSPECTIVE

The Company owns beneficially a 50% interest in the capital, profits, losses and distributions of Syntro Zeon, L.C. ("Syntro Zeon"), a Kansas limited liability company. Syntro Zeon was formed by Syntro and Nippon Zeon of America, Inc. to market viral vector poultry vaccines developed through the Company's collaborative program with Nippon Zeon Co., Ltd. Syntro currently anticipates that Syntro Zeon will generate revenues in the form of royalties and licensing fees. Syntro also expects to generate additional revenues from the contract manufacture of VectorVax(R) FP-N. Because product manufactured in connection with the USDA licensing of VectorVax FP-N will be used in the vaccine's market introduction, the Company believes contract manufacturing revenues from Syntro Zeon will not contribute significantly to total revenues during fiscal 1995.

As new animal health products whose development or registration has been funded by collaborative partners receive regulatory approval, revenues from collaborative research contracts related to such products will decline. The Company's intent when entering into such contracts is to replace these revenues or to generate greater revenues with product sales, contract manufacturing revenues or royalties related to the approved products. If collaborative research contract revenue reductions are not offset by revenues from such sources or by contract revenues from collaborative partners for new programs, and if expenses are not reduced commensurately, the Company could experience additional losses.

In connection with the exploration of additional uses for its proprietary technology outside of the veterinary vaccine field, the Company has increased self-funded investment in research and development since the beginning of fiscal 1994. The Company intends to seek alliances with one or more corporate partners who would support the research and development of additional genetically engineered products. The Company intends to carefully control its investment in this area until such collaborations are formed, limiting its expenditures on independent efforts to early exploration, feasibility studies and the development of project proposals.

                          PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         Not applicable at March 31, 1995

ITEM 2.  CHANGE IN SECURITIES

         Not applicable at March 31, 1995

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable at March 31, 1995

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of the stockholders of the registrant was held on February 7, 1995. At the meeting the following nominees were elected as directors:

                       Stephen E. O'Neil       9,124,419 votes
                       Dr. J. Donald Todd      9,127,319 votes
                       Russell T. Stern, Jr.   9,123,969 votes
                       Dr. James L. Bittle     9,125,469 votes
                       H. Lowell Thomas        9,109,719 votes

         Mr. O'Neil subsequently resigned from the Board of Directors to devote more time to other business activities. Also at the meeting the stockholders approved the Syntro Corporation 1994 Stock Option Plan by a vote of 3,792,889 shares for and 1,160,687 shares against, with 154,498 shares abstaining and 4,344,568 broker non-votes (shares not considered present and entitled to vote with respect to the 1994 Stock Option Plan).

ITEM 5.  OTHER INFORMATION

         Not applicable at March 31, 1995

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 10.1 Amendment No. 1 to Executive Employment Agreement dated as of April 1, 1995 between the Company and Judson D. Todd.

         Exhibit 10.2 Standard form Executive Employment Agreement and accompanying schedules.

         Exhibit 11    Earnings Per Share Calculation

         Exhibit 27    Financial Data Schedule

         Not applicable at March 31, 1995

                                   SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      SYNTRO CORPORATION




Date: ______________________          _________________________________________
                                      Susan H. Strobel
                                      Chief Financial Officer