Form 10-Q
period 1995-06-30
SYNTRO CORP /DE/
filed 1995-08-11
CIK 794627

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                _______________


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended:  June 30, 1995

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


 Indicate the number of shares outstanding each of the issuer's classes of common stock, as of the latest practicable date.

                                             Outstanding at
           Class                              June 30, 1995
   ----------------------                     -------------
   Common Stock                              11,397,184


                         PART I - FINANCIAL INFORMATION





Item 1.  Financial Statements

                      SYNTRO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                               JUNE 30,
                                                                 1995                   September 30,
                                                             (UNAUDITED)                    1994
                                                            --------------            ----------------
CURRENT ASSETS:
  Cash and cash equivalents                                   $ 1,407,524               $    780,069
  Short-term investments                                        3,832,383                  5,259,539
  Receivables - trade, net                                        492,331                    422,552
  Receivables - contracts and licenses                            328,206                        -
  Inventories (Note 1)                                            684,761                    839,519
  Prepaid expenses and other                                      331,824                    274,579
                                                             ------------               ------------
           Total current assets                                 7,077,029                  7,576,258

LONG-TERM INVESTMENTS, AT COST                                    374,689                  1,048,286
PROPERTY AND EQUIPMENT, NET                                     3,442,955                  3,502,366
PATENTS AND LICENSES, NET                                       1,658,957                  1,323,440
INVESTMENTS AND OTHER ASSETS                                       77,981                     64,931
                                                            -------------               ------------
                                                              $12,631,611                $13,515,281
                                                              ===========                ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               JUNE 30,
                                                                 1995                  September 30,
                                                             (UNAUDITED)                    1994
                                                            --------------            ----------------
CURRENT LIABILITIES:
  Accounts payable                                            $   236,189               $    175,870
  Accrued compensation                                            216,999                    200,352
  Accrued royalties                                               149,012                    137,784
  Accrued rent                                                    141,158                    132,749
  Other accrued expenses                                          305,236                    399,881
  Research contract and other advances                               -                       270,023
                                                            -------------               ------------
           Total current liabilities                            1,048,594                  1,316,659

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; 25,000,000
     shares authorized; 11,397,184 shares
     and 11,386,084 shares issued at
     June 30, 1995 and September 30,
     1994, respectively                                           113,972                    113,861
  Preferred stock, $1.00 par value;
     225,000 shares authorized; no shares
     issued in 1995 and 1994                                          -                          -
  Additional paid-in capital                                   33,020,686                 33,012,472
  Accumulated deficit                                         (21,551,641)               (20,927,711)
                                                             ------------               ------------
           Total stockholders' equity                          11,583,017                 12,198,622
                                                             ------------               ------------
                                                              $12,631,611                $13,515,281
                                                              ===========                ===========

                      SYNTRO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                              Three Months Ended                 Nine Months Ended
                                                                   June 30,                           June 30,
                                                         ----------------------------       ---------------------------
                                                            1995              1994              1995            1994
                                                         -----------       ----------       ----------       ----------
REVENUES:
   Net product sales                                     $ 1,009,414       $  865,277       $2,427,555       $2,427,266
   Collaborative research and contract services              736,884          851,126        2,184,146        2,502,818
   License and distribution fees                                -                 -            200,000              -
   Interest and other income                                 121,347           92,955          360,612          313,710
                                                         -----------       ----------       ----------       ----------
     Total revenues                                        1,867,645        1,809,358        5,172,313        5,243,794

COSTS AND EXPENSES:
   Cost of goods sold                                        520,619          484,404        1,313,154        1,329,407
   Research and development costs                            831,746          810,518        2,543,875        2,367,530
   Selling, general and administrative expenses              686,960          571,974        1,952,889        1,703,192
                                                         -----------        ---------       ----------       ----------
     Total costs and expenses                              2,039,325        1,866,896        5,809,918        5,400,129
                                                         -----------       ----------       ----------       ----------

LOSS BEFORE EQUITY IN INCOME
   OR LOSS OF SYNTRO ZEON                                   (171,680)         (57,538)        (637,605)        (156,335)
Equity in income (loss) of Syntro Zeon                       (43,029)          (1,743)          13,675           (6,168)
                                                         -----------     ------------     ------------      -----------

NET LOSS                                                  $ (214,709)      $  (59,281)      $ (623,930)      $ (162,503)
                                                          ==========       ==========       ==========       ==========

NET LOSS PER SHARE                                             $(.02)            $.00            $(.05)           $(.01)
Shares used in computing loss per share                   11,397,184       11,386,084       11,394,010       11,382,471
                                                          ==========       ==========       ==========       ==========

                      SYNTRO CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE NINE-MONTH PERIODS ENDED JUNE 30, 1995 AND 1994




                                     Common           Common          Additional
                                      Stock           Stock            Paid-In       Accumulated
                                     Shares         Par Value          Capital           Deficit         Total
                                  ------------     -----------      -------------    ---------------  -----------
Balance at September 30, 1994     11,386,084         $113,861       $33,012,472     $(20,927,711)    $12,198,622

    Exercise of stock options
      (unaudited)                     11,100              111             8,214              -             8,325

    Net loss for the period
      (unaudited)                        -                -                 -           (623,930)       (623,930)
                               ------------       -----------   ---------------    -------------    ------------

Balance at June 30, 1995
  (unaudited)                     11,397,184         $113,972       $33,020,686     $(21,551,641)    $11,583,017
                                  ==========         ========       ===========     ============     ===========

Balance at September 30, 1993     11,378,814         $113,788       $33,007,195     $(20,652,552)    $12,468,431

    Exercise of stock options
      (unaudited)                      7,270               73             5,277               -            5,350

    Net loss for the period
      (unaudited)                        -                -                 -           (162,503)       (162,503)
                              ---------------     -----------   ---------------    -------------   -------------

Balance at June 30, 1994
  (unaudited)                     11,386,084         $113,861       $33,012,472     $(20,815,055)    $12,311,278
                                  ==========         ========       ===========     ============     ===========

                      SYNTRO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                         Nine Months Ended June 30,
                                                                    -----------------------------------
                                                                         1995                         1994
                                                                    -------------                 ------------
Net cash flows provided by (used for) operating activities:
  Net loss                                                             $ (623,930)                $ (162,503)
  Adjustments to reconcile net loss to net cash
   provided by (used for) operating activities:
     Depreciation and amortization                                        266,843                    252,454
     Amortization of premium                                               35,503                    101,433
     Gain on sale of PPT stock                                                -                      (14,126)
     Net gain on disposal of fixed assets                                  (1,994)                       -
     Equity in profit (loss) of Syntro Zeon                               (13,675)                     6,168
     Changes in assets and liabilities:
       Receivables - trade                                                (69,779)                  (305,123)
       Receivables - contracts and licenses                              (328,206)                  (342,757)
       Inventory                                                          154,758                   (115,055)
       Prepaid expenses and other                                         (57,245)                  (153,501)
       Accounts payable                                                    60,319                    (19,261)
       Accrued liabilities                                                (58,361)                   141,928
       Research contract and other advances                              (270,023)                  (531,401)
                                                                      -----------                -----------
          Net cash used for operating activities                         (905,790)                (1,141,744)

Cash flows provided by financing activities:
  Stock options                                                             8,325                      5,350
                                                                     ------------               ------------
          Net cash provided by financing activities                         8,325                      5,350

Cash flows provided by (used for) investing activities:
  Short-term investments sold                                           4,624,457                  4,622,907
  Short-term investments purchased                                     (2,183,534)                (1,939,332)
  Long-term investments purchased                                        (375,672)                (1,636,722)
  Property and equipment acquired                                        (170,863)                  (162,315)
  Proceeds from sales of property and equipment                             3,470                        -
  Additions to patents and licenses                                      (372,939)                  (263,568)
  Changes in other assets, net                                                  1                     21,550
  Sale of investment in PPT                                                   -                      314,441
                                                                   --------------                -----------
          Net cash provided by investing activities                     1,524,920                    956,961
                                                                      -----------                -----------

Net increase (decrease) in cash and cash equivalents                      627,455                   (179,433)

Cash and cash equivalents at beginning of period                          780,069                    529,479
                                                                      -----------                 ----------

Cash and cash equivalents at end of period                             $1,407,524                 $  350,046
                                                                       ==========                 ==========

                      SYNTRO CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended September 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1994.


Note 1 - Inventories:

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out (FIFO) method. The components of inventory are as follows:

                                           June 30,                       September 30,
                                             1995                               1994
                                         ------------                     ---------------
     Raw material                            $152,012                           $133,992
     Work-in-process                          268,497                            399,536
     Finished goods                           264,252                            305,991
                                             --------                           --------

                                             $684,761                           $839,519
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

The Company's line of swine pseudorabies vaccines and its broad distribution network have enabled it to maintain a leading share of the highly competitive U.S. market for these products. The Company's first commercial product, PRV/Marker(R), was introduced in 1988 and quickly became a commercial success. A second generation vaccine introduced in September 1991, PRV/Marker Gold(R), allowed the Company to capture a major share of its market segment. The Company subsequently has introduced other swine pseudorabies vaccines to meet the specialized needs of various market niches. In October 1993, the Company expanded its swine vaccine business beyond the PRV/Marker line with the introduction of MaxiVac(R)-FLU, the first vaccine approved by the U.S. Department of Agriculture ("USDA") for the prevention of swine influenza.

The Company's technological advances and its ability to advance a product through the stages of research and development, regulatory approval, manufacturing and marketing have attracted collaborative relationships with major national and multinational companies. For example, a collaborative program with Nippon Zeon Co., Ltd. ("Nippon Zeon") resulted in the development and USDA approval of the first commercially available viral vector vaccine, VectorVax(R) FP-N. This vaccine, which contains a genetically designed vector virus that protects poultry against two widespread diseases, was the first Category III* vaccine to be approved by the USDA. It is being commercialized by Syntro Zeon, L.C. ("Syntro Zeon"), a limited liability company formed by the Company and Nippon Zeon of America. VectorVax FP-N is being marketed in the U.S. by Hoechst-Roussel Agri-Vet Company ("Hoechst-Roussel"), which also has licensed the exclusive right to market the vaccine in Canada, Mexico and the Caribbean.

The Company has other strategic partnerships intended to accelerate the development and/or commercialization of products. For example, collaborations with Hoechst-Roussel and/or Hoechst Veterinar GmbH ("Hoechst Veterinar") provide resources for the development and future marketing of additional viral vector vaccines for poultry, cattle and horses. A distribution arrangement with Bayer AG is intended to facilitate registration and distribution of PRV/Marker Gold in Europe.

__________________________________

     *Category I, II and III are USDA designations for products developed through the use of recombinant DNA technology. Category III includes viral vector vaccines, the most technologically advanced recombinant vaccines.

RESULTS OF OPERATIONS

Three months ended June 30, 1995 and June 30, 1994

Revenues for the quarter ended June 30, 1995 were $1,868,000, an increase of 3% over the third quarter of fiscal 1994. Record quarterly product sales were largely offset by an anticipated decrease in contract revenues.

Strengthened sales of the Company's swine pseudorabies vaccines and increased sales of products introduced over the past two years resulted in a 17% increase in product sales over the third quarter of fiscal 1994. Management believes the Company has established and is maintaining a leading share of the U.S. market for its swine pseudorabies vaccines which, as a result of the success of various state eradication programs, no longer is growing. The Company believes it may experience quarterly sales fluctuations as the sale and contract manufacture of new products begins to make a significant contribution to product revenues.

Cost of goods sold as a percentage of sales for the three-month period ended June 30, 1995 was 52%, compared to 56% for the third quarter of the prior fiscal year. The Company benefitted from a favorable product mix and from production efficiencies resulting from increased throughput.

Collaborative research revenues, which include reimbursable development expenses incurred on behalf of collaborative partners, were approximately 13% below those of the third quarter of fiscal 1994. This expected decrease was related largely to the progression of several collaborative projects from the research phase into later development and registration phases. (See "Prospective.")

Research and development expenditures increased approximately 3% over the third quarter of fiscal 1994. This increase was related to reimbursable development expenses incurred on behalf of collaborative partners, which fluctuate from quarter to quarter. The costs of operating the Company's research and development laboratories actually decreased over the comparable quarter. Management believes that these operating costs will remain relatively stable for the remainder of the year. As the Company has continued to explore additional uses for its viral vector technology, it has self-funded a larger portion of these operating costs. (See "Prospective.")

Interest and other income rose $28,000 over the comparable quarter of fiscal 1994, largely as a result of higher investment interest rates.

Selling, general and administrative expenses increased 20% for the quarter ended June 30, 1995, compared to the same quarter of the prior fiscal year. A decrease in marketing expense was more than offset by increased expense related to professional services, particularly legal defense and investor relations costs.

The net loss for the third quarter of fiscal 1995 was $215,000, compared to a net loss of $59,000 for the third quarter of fiscal 1994.

Nine months ended June 30, 1995 and June 30, 1994

Revenues for the nine months ended June 30, 1995 were $5,172,000, representing a 1% decrease from the same period of the previous fiscal year. Product sales remained approximately level, and licensing fees partially offset an anticipated decrease in collaborative research revenues.

Product sales were $2,428,000 during the nine-month period ended June 30, 1995, compared to $2,427,000 for the comparable period of fiscal 1994. In the first quarter of 1995, sales of the Company's swine vaccines suffered from weak economic conditions in the pork production industry. Product sales recovered during the second and third quarters. Sales of products introduced by the Company over the past two years have compensated for the fact that sales of the Company's swine pseudorabies vaccines have not completely returned to the levels of the prior fiscal year.

Cost of goods sold as a percentage of sales for the nine-month period ending June 30, 1995 was 54%, compared to 55% for the comparable period of the previous year. A favorable product and distribution mix offset increases in inventory reserves.

Collaborative research revenues, which include reimbursable development expenses incurred on behalf of collaborative partners, were approximately 13% below those of the comparable period of fiscal 1994. This expected decrease was related largely to the progression of several collaborative projects from research and animal testing phases into later development and registration phases. (See "Prospective.")

Research and development expenditures increased 7% over the comparable period of fiscal 1994. The largest contributors to this increase were development expenses incurred on behalf of, and reimbursed by, collaborative partners. The costs of operating the Company's research and development laboratories during the nine-month period rose slightly over the comparable period of fiscal 1994. As the Company has continued to explore additional uses for its viral vector technology, it has self-funded a larger portion of these operating costs. (See "Prospective.")

Interest and other income rose $47,000 over the comparable nine-month period of fiscal 1994, the result of higher investment interest rates.

Selling, general and administrative expenses increased 15% over the nine-month period ended June 30, 1995, compared to the same period the previous year. A decrease in marketing expense was more than offset by increased expense related to professional services, particularly legal defense and investor relations costs.

The net loss for the nine-month period ended June 30, 1995 was $624,000, compared to a net loss of $163,000 for the comparable period of fiscal 1994.

CAPITAL RESOURCES AND LIQUIDITY

At June 30, 1995, Syntro had cash, cash equivalents, short-term investments and long-term investments of $5,615,000, a decrease of $1,473,000 since September 30, 1994. In addition to the $337,000 cash impact of the Company's net loss for the nine-month period, its principal uses of cash included a $373,000 investment in additions to patents, a $270,000 decrease in research contract advances, a $128,000 increase in contract receivables related to research and development performed for collaborative partners and a $171,000 investment in plant and equipment. (At June 30, 1995, contract receivables also included $200,000 in licensing fees.)

Capital expenditures made during the first nine months of fiscal 1995 were associated primarily with limited internal modifications that the Company made to its manufacturing facility to obtain a European Good Manufacturing Practice
(GMP) certificate and to modifications and equipment additions related to the development and pilot manufacture of poultry products. The Company has made no material commitments for additional capital expenditures, though it intends to continue to invest in capital additions to its research, development, manufacturing and administrative areas in order to maintain the quality of its operations.

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

In connection with the exploration of additional uses for its proprietary technology both within and outside of the veterinary vaccine field, the Company has increased self-funded investment in research and development since the beginning of fiscal 1994. The Company intends to seek alliances with one or more corporate partners who would support the research and development of additional genetically engineered products. The Company intends to carefully control its investment in this area until such collaborations are formed, limiting its expenditures on independent efforts to early exploration, feasibility studies and the development of project proposals.

                          PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         See Part 1 Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

ITEM 2.  CHANGE IN SECURITIES

         Not applicable at June 30, 1995

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable at June 30, 1995

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable at June 30, 1995

ITEM 5.  OTHER INFORMATION

         Not applicable at June 30, 1995

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit 10.1     Amendment No. 2 to Executive
                                   Employment Agreement dated as of May
                                   16, 1995 between the Company and
                                   Judson D. Todd.

                  Exhibit 11       Earnings Per Share Calculation

                  Exhibit 27       Financial Data Schedule

         (b)      Not applicable at June 30, 1995

                                   SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  SYNTRO CORPORATION




Date:     8/11/95                             /s/ Susan H. Strobel
                                                  ----------------------
                                                  Susan H. Strobel
                                                  Chief Financial Officer

                                AMENDMENT NO. 2
                                       TO
                         EXECUTIVE EMPLOYMENT AGREEMENT



         THIS AMENDMENT NO. 2 TO EXECUTIVE EMPLOYMENT AGREEMENT is made and entered into as of the 16th day of May, 1995 to amend that certain Executive Employment Agreement effective as of the first day of October, 1992 by and between SYNTRO CORPORATION, a Delaware corporation ("Syntro"), and JUDSON D. TODD, a resident of Leawood, Kansas (the "Executive"), as amended by Amendment No. 1 dated as of April 1, 1995 (as so amended, the "1992 Agreement").

                              W I T N E S S E T H:

         WHEREAS, the term of the 1992 Agreement is scheduled to expire on September 30, 1996; and

         WHEREAS, Syntro desires to extend the term of the 1992 Agreement so as to be coterminous with executive employment agreements with other executives of Syntro, and the Executive is willing to extend the term of the 1992 Agreement and continue his services to Syntro and SyntroVet, through and including February 28, 1997 on the terms and conditions of the 1992 Agreement; and

         NOW, THEREFORE, in consideration of the mutual promises and conditions contained herein, the parties hereby agree as follows:

A.  Section 3 of the 1992 Agreement (as amended by Paragraph B of Amendment No.
1) is hereby amended to change the reference of "September 30, 1996" to "February 28, 1997."

B. The 1992 Agreement, as amended hereby, shall continue in full force and effect.

         IN WITNESS WHEREOF, this Amendment No. 2 to Executive Employment Agreement is effective as of the day and year first above written.

SYNTRO CORPORATION                         EXECUTIVE:
9669 Lackman Road
Lenexa, Kansas 66219


                                           /s/ Judson D. Todd
                                           ----------------------
By:    /s/ Russell T. Stern, Jr.           Judson D.Todd
       -------------------------           13920 Kenneth Road
       Russell T. Stern, Jr.,              Leawood, Kansas  66224
       Chairman of the Board

                                  EXHIBIT 11.1
                      SYNTRO CORPORATION AND SUBSIDIARIES
                         EARNINGS PER SHARE CALCULATION



                                                     Three Months Ended                Nine Months Ended
                                                          JUNE 30,                          JUNE 30,
                                               -----------------------------      -----------------------------
                                                    1995            1994             1995             1994
                                                  ---------       ----------       ----------       ----------
     PRIMARY
     -------
Net loss                                        $   (214,709)      $  (59,281)    $   (623,930)     $  (162,503)
                                                ============       ==========     ============      ===========
Weighted average number of common
   shares outstanding during the period           11,397,184       11,386,084       11,394,010       11,382,471

Add - common equivalent shares
   (determined using the "treasury
   stock method") representing shares
   issuable upon exercise of stock
   options                                                -                -                -                -
                                                ------------      -----------     ------------     ------------
     Weighted average number of shares
       used in calculation of primary
       loss per share                             11,397,184       11,386,084       11,394,010       11,382,471
                                                ============      ===========     ============      ===========
Primary loss per common share                          $(.02)            $.00            $(.05)           $(.01)
                                                ============      ===========     ============      ===========

     FULLY DILUTED
     -------------
Net loss                                        $   (214,709)     $   (59,281)    $   (623,930)    $   (162,503)
                                                ============      ===========     ============     ============
Weighted average number of shares used
   in calculating primary income per
   common share                                   11,397,184       11,386,084       11,394,010       11,382,471

Add incremental shares representing:
   Shares issuable upon exercise of stock
     options included in primary
     calculation above                                    -                -                -                -
   Shares issuable upon exercise of stock
     options based on period end market
     price                                                -                -                -                -
                                                ------------      -----------     ------------     ------------

     Weighted average number of shares
       used in calculation of fully diluted
       loss per share                             11,397,184       11,386,084       11,394,010       11,382,471
                                                ============      ===========      ===========      ===========

Fully diluted loss per common share                    $(.02)            $.00            $(.05)           $(.01)
                                                ============      ===========      ===========      ===========